Form 10QSB
period 1995-09-30
FIBERCORP INTERNATIONAL INC
filed 1995-11-20
CIK 810111

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  September 30, 1995
                                ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _____________________

Commission file number:  0-23380
                         -------

                         FIBERCORP INTERNATIONAL, INC.
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                            22-276935987
           --------                                            ------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



5300 W. Atlantic Avenue, Delray Beach, FL                           33484-8197
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                 (407) 495-5568
                                 --------------
                          (Issuer's telephone number)


  ----------------------------------------------------------------------------
                   (Former name, former address and former
                  fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [X] Yes [ ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                          Common Stock, $.01 Par Value
                   6,588,828 Shares as of  November 16, 1995

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS.

                  FIBERCORP INTERNATIONAL, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                               September 30, 1995
                                  (unaudited)

        Assets
        ------
Current assets:
 Cash                                                                $    8,841
 Accounts receivable                                                    193,398
 Inventory                                                              358,310
 Prepaid expenses                                                        94,629
                                                                     ----------

   Total current assets                                                 655,178

Property and equipment, less accumulated depreciation
 and amortization of $623,453                                           200,271

Capitalized technology and other software, less
 accumulated amortization of $1,260,633                               2,900,220

Other assets                                                             15,766
                                                                     ----------

                                                                     $3,771,435
                                                                     ==========

   Liabilities and Stockholders' Equity
   ------------------------------------

Current liabilities:
 Notes payable                                                       $  775,152
 Current installments of long-term debt                                 312,613
 Accounts payable                                                     1,130,661
 Accrued expenses                                                     1,358,775
                                                                     ----------

   Total current liabilities                                          3,577,201

Long-term debt, less current installments                                 -
                                                                     ----------

   Total liabilities                                                  3,577,201
                                                                     ----------

Stockholders' equity:
 Convertible preferred stock, series C, D, E, F and G - $.01 par value, Authorized 5,000,000 shares; issued and outstanding
  3,859,254 shares ($3,859,254 liquidation preference)                   38,592
 Common stock - $.01 par value. Authorized 25,000,000
   shares; issued and outstanding 6,588,828 shares                       65,888
 Additional paid-in capital                                          16,067,054
 Accumulated deficit                                                (15,977,300)
                                                                     ----------

   Total stockholders' equity                                           194,234
                                                                     ----------
                                                                      3,771,435

See accompanying notes to consolidated financial statements.

                  FIBERCORP INTERNATIONAL, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (unaudited)

                                              Nine months ended          Three months ended
                                                September 30,               September 30,
                                             -------------------        ---------------------
                                             1995          1994         1995            1994
                                             ----          ----         ----            ----
Net sales                              $   665,169   $ 2,868,436    $ 106,658       $ 912,293
Cost of goods sold                         670,617     1,860,239       81,183         667,222
                                       -----------   -----------    ---------       ---------

     Gross profit                           (5,448)    1,008,197       25,475         245,071

Research and development expense           187,046       276,441       65,537          82,080
Selling, general and administrative
   expense                               1,721,787     2,873,866      342,366         917,000
                                       -----------   -----------    ---------       ---------

     Operating loss                     (1,914,282)   (2,142,110)    (382,429)       (754,009)

Other expense - interest, net             (116,660)     (170,922)     (40,478)        (97,316)
                                       -----------   -----------    ---------       ---------

      Net loss                          (2,030,942)   (2,313,032)    (422,907)       (851,325)

Preferred stock dividends                  240,993       127,479      134,389          42,493
                                       -----------   -----------    ---------       ---------

      Net loss applicable to
         common shareholders           $(2,271,935)  $(2,440,511)   $(557,296)      $(893,818)
                                       ===========   ===========    =========       =========
Weighted average common
 shares outstanding                      6,548,356     6,288,760    6,588,828       6,264,159

Net loss per share of common stock           $(.35)        $(.37)       $(.09)           (.14)
                                           =======       =======      =======           =====


See accompanying notes to consolidated financial statements.

                  FIBERCORP INTERNATIONAL, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                               Nine months ended September 30,
                                               -------------------------------
                                                      1995             1994
                                                   ----------       ----------
Cash flows from operating activities:
 Net loss                                         $(2,030,942)     $(2,313,032)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                      507,307          469,913
   Changes in assets and liabilities:
     Accounts receivable                              363,477          331,402
     Inventory                                         86,460         (142,714)
     Prepaid expenses and other assets                (30,227)          (5,418)
     Accounts payable and accrued expenses            687,234        1,093,518
                                                  -----------      -----------

   Net cash used in operating activities             (416,693)        (566,331)
                                                  -----------      -----------

Cash flows from investing activities:
 Capital expenditures                                 (14,736)         (46,455)
 Purchase of technology and software                  (32,000)        (426,353)
                                                  -----------      -----------

   Net cash used in investing activities              (46,736)        (472,808)
                                                  -----------      -----------
Cash flows from financing activities:
 Proceeds from notes payable and long-term debt       155,000          999,000
 Net payments on long-term debt and notes payable    (380,935)        (212,060)
 Preferred stock dividends paid in cash              (240,993)        (127,493)
 Proceeds from sale of common stock                                    257,375
 Proceeds from sale of preferred stock                750,000           -
                                                  -----------      -----------

   Net cash provided by financing activities          283,072          916,822
                                                  -----------      -----------
Net decrease in cash                                 (180,357)        (122,317)
Cash at beginning of period                           189,198          564,219
                                                  -----------      -----------

Cash at end of period                             $     8,841      $   441,902
                                                  ===========      ===========

Supplemental disclosure of cash flow
 information:

 Cash paid for interest                           $    57,863      $   218,922
                                                  ===========      ===========
Supplemental disclosure of non-cash investing
 and financing activities:

 Common stock issued in satisfaction
   of long-term debt                              $   101,324      $    -
                                                  ===========      ===========


 Common stock issued in satisfaction
   of accrued interest and other accrued
   liabilities                                    $    10,000    $      60,625


See accompanying notes to consolidated financial statements.

                  FIBERCORP INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      Nine months ended September 30, 1995
                                  (unaudited)

(1) Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. However, such financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

(2) Inventory
    ---------

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following at September 30, 1995:

                  Finished goods           $121,822
                  Raw materials             236,488
                                          ---------
                                           $358,310
                                           ========

(3) T-1 Access Technology
    ----------------------

In December, 1993, the Company acquired certain technology which performs T-1 access, monitoring and testing ("T-1 Access"), for a purchase price of $3,000,000 payable in shares of common stock of the Company. Certain accounting rules now require justification of the carrying value of assets under various certain conditions. In evaluating the Company's carrying value of this asset and reviewing such evaluation with its independent accountants pursuant to these rules prior to the filing of the Company's audited financial statements for the year ended December 31, 1994, the Company was unable to supply sufficient evidential matters relative to the carrying value of the T-1 Access technology. Among the items that the Company was unable to evidence was its ability to fund further development of this technology or perform the marketing efforts and support necessary field tests required to introduce this technology to the market. In October, 1995, the Company announced its intention to sell the T-1 Access Technology.

The Company and representatives of a financing group are holding discussions regarding a possible financing for the Company (Refer to Part I, Item 2, See Management's Plans). As part of those discussions, the representatives wish to assess the market potential for T-1 Access. Therefore, they have requested that the Company take no action to sell or otherwise reduce the current carrying value of this technology until a market evaluation of this product line can be conducted jointly by the Company and a telecommunications company affiliated with the representatives. The Company has agreed to that request.

(4) Notes Payable and Long-Term Debt
    --------------------------------

During the nine months ended September 30, 1995, the Company received $155,000 in financing in the form of seven notes payable, of which $145,000 of such notes are from related parties. One of the notes is secured by certain inventory and accounts receivable. The other notes are unsecured.

On March 29, 1995, Ronald G. Caravello, President of the Company, personally assumed responsibility for a $101,324 note in exchange for the issuance of common stock with an equivalent fair market value.

On April 26, 1995, the Company settled the Silver Web Corporation lawsuit described in its 1994 Form 10-KSB for $442,018, which represented the face value of the note, plus accrued interest to the date of settlement.

(5) Preferred Stock
    ---------------

During the nine-month period ended September 30, 1995, the Company issued a total of 333,333 shares of Series G Convertible Preferred Stock for net proceeds of $750,000. The shares are convertible into common stock of the Company with the conversion rate determined by the price of the common stock on the date of conversion. At September 30, 1995 no preferred shares had been converted.

(6) NASDAQ Listing Status
    ---------------------

In June, 1995, NASDAQ removed the Company's common stock from trading on its Small Cap Market because the Company failed to maintain minimum capital and surplus requirements. This action arose due to the Company's inability to support, for purposes of its independent auditors, the carrying value of one of its assets (see Note 3 T - 1 Access Technology). As a result, this asset was excluded by NASDAQ in its determination of the Company's net capital and surplus. The Company may reapply for trading on NASDAQ Small Cap Market if it once again achieves the requisite net capital and surplus. The Company's stock continues to trade on the "Electronic Bulletin Board" under the symbol: FCII.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS
-------------------------------------------------------------------

Management's Discussion and Analysis of Results of Operations
-------------------------------------------------------------

The Company had net sales of $106,658 in the three months ended September 30, 1995, compared to $912,293 in the three months ended September 30, 1994, which represented a 88% decrease. For the nine-month period, the Company had net sales of $665,169 in the nine months ended September 30, 1995, compared to $2,868,436 during the nine months ended September 30, 1994 which represented a 77% decrease. The decreases are due to the reduction in backlog due to the Company's inability to deliver due to its tight cash flow, the reduction in new sales as existing customers wait for the Company to return to financial stability before authorizing shipments or placing further orders and the Company's decision to focus all of its very limited resources on the completion of research and development of the initial battery monitoring products. Gross profit for the third quarter ended September 30, 1995 was $25,475 and 24%, whereas gross profit in the third quarter 1994 was $245,071 and 27%. For the nine-month periods ended September 30, 1995 and 1994, gross profits were $(5,448) and (1)% and $1,008,197 and 35%, respectively. While gross profit percentages are influenced by product mix, volume of production and the amount of engineering and installation effort required for each product sale, the primary reason for the reduction in gross margin during 1995 was lower sales volume.

Research and development expenses of $65,537 in the three months ended September 30, 1995 decreased by $16,543 and 20% as compared to $82,080 of such expenses in the 1994 period. Research and development expenses of $187,046 in the nine months ended September 30, 1995 decreased by $89,395 and 32% compared to $276,441 of such expenses in the 1994 period. This decrease is attributable to a general downsizing of research efforts to reflect the diminished financial capacity of the Company. The research and development expenditures were incurred in connection with the development of the new battery monitoring products.

Selling and general and administrative expenses of $342,366 in the three months ended September 30, 1995 decreased by $574,634 and 63% from $917,000 of such expenses in the 1994 period. For the nine-month periods ending September 30, 1995 and 1994, such expenses decreased from $2,873,866 last year to $1,721,787 for the current year, a 40% decline. This decrease of $1,152,079 is the result of reduced marketing and administrative activities as the Company continues to reduce personnel and related overhead costs. Major categories of decreased selling, general and administrative expenses during the 1995 period, as compared to the 1994 period, include sales salaries and commissions, advertising and promotions, administrative salaries and consulting and professional services.

Interest expense of $40,478 in the three months ended September 30, 1995 decreased by $56,838 and 58% as compared to $97,316 of such expense for the three months ended September 30, 1994. The reduction in interest expense was due to the payoff of the $409,000 Silver Web obligation in April 1995, as well as the transfer of another $101,324 in debt to an officer of the Company in March 1995. Interest expense of $116,660 in the nine months ended September 30, 1995 decreased by $54,262 and 32% as compared to $170,922 of such expense for the nine months ended September 30, 1994. This decrease in interest expense was primarily caused by the Silver Web settlement and the transfer of debt to an officer as discussed above.

For the three months ended September 30, 1995, the Company incurred a loss of $422,907, a decrease of $428,418 or 50% compared to the $851,325 loss in the prior year's three month's results. For the nine-month periods ending September 30, 1995, the loss was $2,030,942, a $282,090 and 12% decrease versus the 1994 results.

The impact of inflation has not been significant to the Company's operations.

Management's Discussion and Analysis of Financial Condition and Changes in
--------------------------------------------------------------------------
Financial Condition
-------------------

     General
     -------

The Company has incurred operating losses since inception. The Company's total assets exceed its total liabilities by $194,234 at September 30, 1995, and the Company has not yet generated positive cash flow from operations. In the absence of positive cash flow from operations, management and a group of private investors have provided the needed cash to enable the Company to continue operating during the past several years. In order to enable the Company to conserve cash resources, the Company has deferred salary payments to certain officers and current as well as former employees, covering the periods from November, 1994 through October, 1995. In July, 1995, because of the Company's inability to pay salaries, it made a substantial reduction in its staff, reducing personnel by 67% from thirty to ten. The Company is still suffering adverse consequences from limited cash flow. In addition, the Company is delinquent on payroll taxes, sales taxes and other obligations. The Company is on a C.O.D. basis with most of its suppliers and vendors.

In order for the Company to attempt to restore itself to a position of financial stability over the next several months via concluding a financing plan with potential investors, the Company is actively attempting to work out repayment programs with its various creditors. There can be no assurance that the Company will be successful in concluding such arrangements. (See Part I, Item 2, "Management's Plans" regarding management's plans for restructuring the Company's debt and working out repayment programs with its creditors.)

At September 30, 1995, the Company's backlog was $328,000, with most items scheduled for shipment in the fourth quarter of 1995 and the first quarter of 1996. The current backlog represents a decline of $1,172,000 and 78% versus the $1,500,000 in backlog reported at June 30, 1995. Approximately $776,000 or 66% of this decline relates to one purchase order dated June, 1994 that the Company no longer believes will be fulfilled. The remainder of the decrease is primarily due to a marked softening of the sales backlog as customers wait for the Company to return to financial stability before authorizing shipments or placing further orders. The Company anticipates limited additional sales to its existing customers and from new customers with its existing products, although there can be no assurance that any such additional sales will materialize.

During the first quarter of 1995, the Company introduced its new line of Power Products. This line, when fully developed, will represent proprietary battery monitoring technology that allows users of commercial batteries to test various functionalities (including remaining operating life), while the batteries remain on-line and in service. The technology (US patent pending) also reports alarm data to central locations where it can be received and analyzed by the Company's core products. The Company is finalizing the design of the initial product. Beta testing units are being jointly developed with Quest Controls, Inc. Please refer to Part II,
Item 5 for details on the Manufacturing and License Agreement with Quest Controls, Inc. Field trials are scheduled to begin in December, 1995, with production runs expected to commence in the second quarter of 1996. There can be no assurance, however, that the field trials will be successful, or that the product can be marketed successfully.

During 1995, management has taken several steps to reduce its debt and to raise capital as follows:

     . Raised additional capital through a private placement of preferred stock for $250,000 in March 1995 and an additional $500,000 in April 1995.

     . Converted a note payable of $101,324 to common stock through a private placement in which an officer of the Company personally assumed the debt.

     . Borrowed an additional $155,000 through the issuance of seven notes, one of which was secured by certain inventory and accounts receivable.

     . During September, 1995 the Company factored an account receivable in order to improve its cash flow. A director participated in this financing. In October, 1995 the account receivable was paid and the factoring relationship was terminated.

     . During September, 1995, the Board of Directors authorized the issuance of 650,000 shares of Series H, Cumulative Convertible Preferred Stock. Each share of Series H could be purchased at $1.00 per share, had a $1.00 liquidation preference, 2.5% dividend and could be converted into
        2.7 shares of common stock.

        In October, 1995, a group of officers, directors, advisors and shareholders subscribed for a total of $512,999 of the Series H, Cumulative Convertible Preferred Stock for notes and/or the conversion of existing debt due them from the Company.

        Prior to funding their cash subscription for the purchase of 316,797 shares of Series H Cumulative Preferred Stock, a group of the officers, directors, advisors and shareholders deposited $316,797 into a separate commitment account to pay for processing purchase orders for the core technology, development of the Power Products and a limited amount of operating overhead. As consideration for this funding commitment, the Company agreed to pay interest on the amount of the funding commitment at the rate of 18% simple interest per annum and a management fee of 15% to Craig B. Stearns and further granted them five-year options to acquire 855,352 shares at $0.37 per share. If the Company raises an additional $250,000, the balance of the $316,797 funding commitment will be tendered to the Company and the Series H Cumulative Preferred Stock will automatically convert to common stock. If the Company does not raise an additional $250,000, then the full amount of the funding commitment will be considered payment for the 316,797 shares of Series H Cumulative Preferred Stock and the interest payment obligation and the management fee will terminate. As of November 15, 1995, $217,690 of the funding commitment had been used by the Company, and there was $99,107 still available to the Company under this arrangement.

     Management's Plans
     ------------------

During the nine months ended September 30, 1995, management and the Board of Directors began an extensive reassessment of FiberCorp's business activities, strengths and direction. The reassessment concluded that FiberCorp's limited financial and human resources must be focused on completion of the design and testing of the Company's new battery monitoring technology (the "Power Products"). The Company must also restructure and extend the payment terms of its short and long-term liabilities (the "Debt Restructure Program").

The Power Products opportunity and Debt Restructure Program have enabled FiberCorp to access a modest amount of working capital as previously described above. These funds, however, have been available only to: (i) accelerate development and field trial testing of the "Power Products"; (ii) support sales of core monitoring technology; and (iii) begin executing the Debt Restructure Program.

The Company continues to face a critical cash flow shortage. Its ability to continue as a going concern depends primarily on the commercial success of its Power Products and the restoration of its financial integrity as envisioned by the Debt Restructure Program. The terms of the Debt Restructure Program have not yet been finalized.

The product opportunity in the market for battery testing technology and the planned debt restructure plan have provided the basis for a possible financial transaction which the Company is currently negotiating with representatives of an investment group. A condition to any such financial transaction will be, however, that the Company first achieve a significant portion of its debt restructure plan.

The representatives of the investment group have entered into a period of due diligence in order to more closely examine the Company's financial condition and finalize the terms and conditions of the proposed financial transaction. There can be no assurance that these negotiations will be successful or that the Company will otherwise be able to meet the new debt repayment terms that may be achieved by the debt restructure program.

The Company and the representatives of the investment group have also held preliminary discussions regarding the market for the Company's T-1 Access technology. The Company had previously announced its intention to sell this product line. The representatives have requested that the Company not sell this technology until a joint evaluation can be conducted involving a separate telecommunications company affiliated with the representatives. The Company has agreed to that request.

In October, 1995, the Company entered into an agreement with a third party whereby it will provide the engineering assistance to accelerate the final prototype work for the field trials of the Company's Power Products. Please refer to Part II, Item 5 for details on the manufacturing and license agreement with Quest Controls, Inc.

The Company currently has limited financial resources, has incurred operating losses since inception and has not generated positive cash flow from operations. To the extent that cash is not available from the financing transaction or from operations, the Company may not be able to meet its short-term working capital needs through continued borrowings or capital contributions from management, the group of existing private investors and potential new investors. Therefore, no assurances can be given that the Company will be able to continue operating as a going concern.

                          PART II - OTHER INFORMATION
                          ---------------------------

                          ITEM 1 - Legal Proceedings

The Company intends to address each of the following pending and threatened legal matters within the context of its proposed Debt Restructure Program (see "Management's Discussion and Analysis of Financial Condition . . . -Management's Plans") and to negotiate cash settlements or seek extensions of payment schedules. There can be no assurance that these negotiations will be successful or that the Company will otherwise be able to meet any new debt repayment terms that may be achieved by the Debt Restructure Program.

Pending Litigation
------------------

1. In October, 1995, FiberCorp, Inc. received from the County Court of Palm Beach County, Florida, Fifteenth Judicial Circuit, a Notice of an Amended Order resetting a pre-trial conference regarding a claim by AESP, Inc., plaintiff, a vendor that has supplied materials to the Company. The plaintiff seeks $699, plus interest, costs and attorney's fees.

2. In October, 1995, FiberCorp International, Inc. received notice of an Order On Petition for Validation of Tax Warrants and Final Judgment from the Circuit Court of the Fifteenth Judicial Circuit In Palm Beach County, Florida, regarding a claim by John K. Clark, as Tax Collector, Palm Beach County, Florida, petitioner. The petitioner seeks damages in the aggregate amount of $10,181, plus interest, costs and attorney's fees for unpaid personal property taxes.

3. In September, 1995, FiberCorp, Inc. received notice of a Complaint from the County Court of Palm Beach County, Florida regarding a claim by George Daly, plaintiff, a former employee of the Company. The plaintiff seeks unpaid wages and vacation in the aggregate amount of $9,125, plus interest, costs and attorney's fees.

4. In September, 1995, FiberCorp International, Inc. received Notice of a Summons and Complaint from the Circuit Court of the Fifteenth Judicial Circuit In Palm Beach County, Florida, regarding a claim by Lippert/Heilshorn & Associates, Inc., plaintiff. The plaintiff, a firm which performed public relations work in the financial community, seeks damages in the aggregate amount of $18,114, plus interest, costs and attorney's fees for professional services rendered to the Company.

5. On October 20, 1995, a Final Judgment against FiberCorp, Inc. was granted by the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida.in favor of Mobilecomm of Florida, Inc. The plaintiff was awarded an aggregate amount of $19,524 for damages, interest, costs and attorney's fees for certain mobile communication services and equipment provided to the Company on which it had failed to make the agreed-upon payments in connection with a repayment plan worked out with the plaintiff.

6. In July, 1995, a judgment against FiberCorp, Inc. in the amount of $10,400 was awarded by Palm Beach County Court located in Palm Beach, Florida in favor of Mupac Corporation.

7. In August, 1995, FiberCorp, Inc. and an officer of the Company received notice of an Administrative Order 87-11 Conference For Civil Mediation from the Thirteenth Judicial Circuit of the State of Florida, Mediation and Diversion Services, Tampa, Florida regarding a claim by Larry Saunders, plaintiff, a former employee of the Company. The plaintiff seeks unpaid wages in the aggregate amount of $1,765, plus interest, costs and attorney's fees.

8. In October, 1995, a judgment against FiberCorp, Inc. in the amount of $2,115 was awarded by County Court located in Hillsborough County, Florida in favor of Homer J. Thibodeaux, a former consultant.

Threatened Litigation
---------------------

During the past several months, several of the Company's creditors have advised of their intentions to file legal actions and institute legal proceedings against the Company. The Company intends to address each of its creditors within the context of its Debt Restructure Program (see "Management's Discussion and Analysis of Financial Condition . . . - Management's Plans") and to negotiate cash settlements or seek extensions of payment schedules. There can be no assurance that these negotiations will be successful or that the Company will otherwise be able to meet the any new debt repayment terms that may be achieved by the Debt Restructure Program.


ITEM 5- Other Information

1.   Manufacturing and Licensing Agreement

On October 5, 1995 FiberCorp. Inc., ("FiberCorp.") a wholly-owned subsidiary of FiberCorp International, Inc., entered into a letter of understanding with Quest Controls, Inc. ("Quest"), located in Palmetto, Florida, whereby Quest and FiberCorp. will participate in the development, field testing and manufacturing of FiberCorp's proprietary battery monitoring technology (the "Power Products "). Quest Controls, Inc. is a Florida -based electronic contract manufacturer which sells its proprietary building management controller to customers, including the Regional Bell Holding Companies. FiberCorp and Quest have been working together since August, 1995 to finalize the development of the initial models of the Power Products and to transition to Quest all FiberCorp's manufacturing requirements. Quest will receive (a) a manufacturing agreement with FiberCorp; (b) a licensing agreement with FiberCorp to market the Power Products to certain of its customers; (c) 425,000 shares of common stock and options to acquire 150,000 shares of the Company's Common Stock at a purchase price of $1.00 per share and (f) $75,000 in cash of which $25,000 has been paid to date. In October, 1995 FiberCorp shipped certain consignment inventory related to its core technology, with a cost of $220,000, to Quest. FiberCorp will compensate Quest for the sale of products assembled from such consignment inventory at the rate of 30% of the Company's customary product sales price, exclusive of any engineering and installation charges.

2.   Management Changes

On October 3, 1995, the Board of Directors elected Craig B. Stearns, a Director of the Company, to the additional post of Chairman and Chief Executive Officer. Mr. Stearns has been asked by the Board of Directors to assume responsibility for redefining and implementing the Company's strategic plan. Ronald Caravello, formerly Chairman, Chief Executive Officer and President, continues as President.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FiberCorp International, Inc.
                                             (Registrant)



Date:  November  17, 1995                   /s/ Ellen M. Caravello
                                            --------------------------------
                                            Ellen M. Caravello
                                            Executive Vice President
                                            (Principal Accounting Officer)